Form 10-K
period 2003-12-31
LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2003-A
filed 2004-04-05
CIK 1286053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM -10K




(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                        Commission file number 333-75958-01

               LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2003-A
               ---------------------------------------------------
             (Exact name of Registrants as specified in it charter)


------------------------------------------------- ------------------------------------------------
                    Delaware                                        33-0660404
------------------------------------------------- ------------------------------------------------
 (State of Other Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)
------------------------------------------------- ------------------------------------------------
             One Mack Centre Drive                                     07652
              Paramus, New Jersey                                   (Zip Code)
    (Address of Principal Executive Offices)
------------------------------------------------- ------------------------------------------------

Registrant's telephone number, including area code (201) 262-5222

                                    No Change
--------------------------------------------------------------------------------
          (Former name of former address, if changed since last report)


Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[x] Yes           [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant. None

DOCUMENTS INCORPORATED BY REFERENCE:  See Index to Exhibits

The Registrants meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K with the reduced disclosure format permitted.

PART I

ITEM 1. BUSINESS

Long Beach Acceptance Receivables Corp. II is a wholly-owned bankruptcy-remote subsidiary of Long Beach Acceptance Corp. Long Beach Acceptance Auto Receivables Trust 2003-A (the "Trust") is a bankruptcy-remote Delaware Business Trust. The Trust was formed solely for the purpose of acquiring from Long Beach Acceptance Receivables Corp. certain motor vehicle retail installment sales contracts (the "Contracts") and interests in the automobiles underlying the contracts and securitizing the contracts through the issuance of debt securities (the "Notes"). Long Beach Acceptance Receivables Corp. and the Trust have no other assets other than the Contracts and in interest in the automobiles underlying the Contracts and proceeds thereof.

ITEM 2. PROPERTIES

Omitted

ITEM 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, Trustee, the Seller or the Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Not Applicable

ITEM 9.  CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Not Applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Th following is a list of documents filed as part of this Annual Report on Form 10-K:

EXHIBITS 99-1, 99-2, 99-3, 99-4 and 99-5

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

Monthly Remittance Statement to the Certificateholders dated as of November 17, 2003 and filed with the Securities and Exchange Commission on Form 8-K on November 18, 2003

Monthly Remittance Statement to the Certificateholders dated as of December 15, 2003 and filed with the Securities and Exchange Commission on Form 8-K on December 15, 2003

Monthly Remittance Statement to the Certificateholders dated as of January 15, 2004 and filed with the Securities and Exchange Commission on Form 8-K on January 15, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2003-A


By:  Long Beach Acceptance Corp., as Servicer

/s/ Michael J. Pankey
---------------------------------------
         Michael J. Pankey
         Senior Vice President and
         Chief Financial Officer

Dated:  March 30, 2004


EXHIBIT INDEX


99-1     Officer's Certification of Disclosure

99-2     Officer's Certificate

99-3     Report of Independent Accountants

99-4 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99-5     APPENDIX 1 Minimum Servicing Standards